Form 10-K
period 2003-12-31
CHASE MANHATTAN BANK USA CHASE CREDIT CARD OWNER TR 2000-1
filed 2004-03-30
CIK 1108139

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

      NONE
(Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the last 90 days: YES |X| NO |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. |X|

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

         The registrant has no voting or non-voting common equity outstanding as of the date of this report. The registrant is a trust that has issued notes.

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

         The aggregate Investor Default Amount for the year ended December 31, 2003 was $55,887,013.00. There were no Investor Charge-offs for the same period. As of December 31, 2003, Accounts designated for the Master Trust having an aggregate balance of $498,868,199.00, or 1.37% of all Receivables, were delinquent 30 - 60 days; Accounts having an aggregate balance of $378,768,146.00, or 1.04% of all Receivables, were delinquent 60 - 90 days; and Accounts having an aggregate balance of $750,570,394.00, or 2.06% of all Receivables, were delinquent 90 days or more.

         The aggregate amount of interest distributions made to the Noteholders for the year ended December 31, 2003 was $13,071,569. No principal distributions were made to the Noteholders.

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

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The Bank is the beneficial owner of the Trust and the assets of the Trust are represented by the series certificate registered in the name of the Trust. To the knowledge of the registrant, the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 2003, all of the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Notes are credited, who may or may not be the beneficial owners of the Notes.

         The records provided to the Trust by DTC indicate that as of December 31, 2003, the number of holders of record for each class of Notes issued by the Trust was as follows:

         Class                                 No. of Holders
         -----                                 --------------
         A                                           16
         B                                           4
         C                                           9

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

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2003, there were the following holders of record with more than 5% of each class of Notes:

----------------------------------------------------------------------------------------------------------------------------
Chase Credit Card Owner Trust Series    Name & Address of Participant                          Original Note        % Class
2000-1                                                                                       Principal Balance
----------------------------------------------------------------------------------------------------------------------------
Class A                                 State Street Bank and Trust Company                   $  467,637,000         62.35%
                                        1776 Heritage Dr.
                                        Global Corporate Action Unit JAB 5NW
                                        No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------------
                                        JPMorgan Chase Bank                                   $  111,583,000         14.88%
                                        Proxy/Class Actions/Bankruptcy
                                        14201 Dallas Pkwy
                                        Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------------
                                        Mellon Trust of New England, NA                       $   42,185,000          5.62%
                                        525 William Penn Place, Suite 3148
                                        Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------------
                                        The Northern Trust Company                            $   40,000,000          5.33%
                                        801 S. Canal C-IN
                                        Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------------
Class B                                 The Bank of New York                                  $   10,000,000         16.00%
                                        One Wall Street
                                        New York, NY  10286
----------------------------------------------------------------------------------------------------------------------------
                                        Barclays Global Investors N.A/                        $   18,000,000         28.80%
                                        Investors Bank & Trust
                                        980 9th Street, 6th Floor
                                        Sacramento, CA  95814
----------------------------------------------------------------------------------------------------------------------------
                                        Deutsche Bank Trust Company Americas                  $   17,000,000         27.20%
                                        648 Grassmere Park Road
                                        Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------------
                                        JPMorgan Chase Bank                                   $   17,500,000         28.00%
                                        Proxy/Class Actions/Bankruptcy
                                        14201 Dallas Pkwy
                                        Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------------
Class C                                 The Bank of New York                                  $   30,772,000         38.29%
                                        One Wall Street
                                        New York, NY  10286
----------------------------------------------------------------------------------------------------------------------------
                                        JPMorgan Chase Bank                                   $   30,465,000         37.91%
                                        Proxy/Class Actions/Bankruptcy
                                        14201 Dallas Pkwy
                                        Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------------
                                        Citibank, N.A.                                        $   10,274,000         12.79%
                                        3800 Citibank Center B3-15
                                        Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

         None.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

         (a)      Exhibits.

         The following documents are filed as part of this Annual Report on Form 10-K.

         Exhibit Number:            Description:
         ---------------            ------------

         99.1 Annual Servicer's Certificate of the Master Trust pursuant to Section 3.05 of the Agreement.

         99.2 Annual Certification of the Administrator for the Owner Trust.

         99.3 Management Report on Internal Controls of the Master Trust.

         99.4 Management Report on Internal Controls of the Owner Trust.

         99.5 Annual Independent Accountants Report of the Master Trust pursuant to Section 3.06 of the Agreement.

         99.6                       Annual Independent Accountants Report of the
                                    Owner Trust.

         99.7 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K.

         The following reports were filed on Form 8-K during the last quarter 2003:

            Date           Items Reported          Financial Statements
         ----------        --------------          --------------------
         09/16/2003             5, 7               Monthly report to Noteholders
                                                   dated 9/15/2003

         10/17/2003             5, 7               Monthly report to Noteholders
                                                   dated 10/15/2003

         11/19/2003             5, 7               Monthly report to Noteholders
                                                   dated 11/17/2003

         12/18/2003             5, 7               Monthly report to Noteholders
                                                   dated 12/15/2003

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 30, 2004

                                        Chase Credit Card Owner Trust 2000-1


                                        by: Chase Manhattan Bank USA, National
                                        Association, as Administrator


                                        By: /s/ Patricia M. Garvey
                                            ------------------------------------
                                            Name:  Patricia M. Garvey
                                            Title: Vice President

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

                               INDEX TO EXHIBITS


         Exhibit Number:            Description:
         ---------------            ------------

         99.1 Annual Servicer's Certificate of the Master Trust pursuant to Section 3.05 of the Agreement.

         99.2 Annual Certification of the Administrator for the Owner Trust.

         99.3 Management Report on Internal Controls of the Master Trust.

         99.4 Management Report on Internal Controls of the Owner Trust.

         99.5 Annual Independent Accountants Report of the Master Trust pursuant to Section 3.06 of the Agreement.

         99.6                       Annual Independent Accountants Report of the
                                    Owner Trust.

         99.7 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.